Form 10-K405
period 2000-12-31
MERRILL LYNCH DEP INC PUBLIC STEERS TRUST CERT SER 1998 H-Z3
filed 2001-02-08
CIK 1061879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:                           Commission file number:
    DECEMBER 31, 2000                                        333-29015-01

                          MERRILL LYNCH DEPOSITOR, INC.
             (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 H-Z3 TRUST) (Exact name of registrant as specified in its charter)

            DELAWARE                              13-3891329
         (State or other                          (I.R.S. Employer
          jurisdiction  of                       Identification No.)
          incorporation)

     WORLD FINANCIAL CENTER,                          10281
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the February 1, 2000 distribution to holders of the Public STEERS(R) Series 1998 H-Z3 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on February 11, 2000

         Trustee's report in respect of the August 1, 2000 distribution to holders of the Public STEERS(R) Series 1998 H-Z3 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on August 22, 2000.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    02/07/01                  By: /s/ Barry Finkelstein
                                            Name:   Barry Finkelstein
                                            Title:  President