Form 10-K405
period 2001-12-31
MERRILL LYNCH DEP INC PUBLIC STEERS TRUST CERT SER 1998 H-Z3
filed 2002-01-17
CIK 1061879

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------

         For the fiscal year ended:            Commission file number:
               DECEMBER 31, 2001                     333-29015-01

                          MERRILL LYNCH DEPOSITOR, INC.
             (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 H-Z3 TRUST) (Exact name of registrant as specified in its charter)

               DELAWARE                               13-3891329
           (State or other                        (I. R. S. Employer
           jurisdiction  of                       Identification No.)
            incorporation)

        WORLD FINANCIAL CENTER,                          10281
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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the February 1, 2001 distribution to holders of the Public STEERS(R) Series 1998 H-Z3 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on February 12, 2001

         Trustee's report in respect of the August 1, 2001 distribution to holders of the Public STEERS(R) Series 1998 H-Z3 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on August 9, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    01/14/02                  By:    /s/ Barry Finkelstein
                                            Name:  Barry Finkelstein
                                            Title: President